Form 10-Q
period 2016-03-31
CPG OpCo GP LLC
filed 2016-05-03
CIK 1667153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 333-209653-1
CPG OpCo GP LLC
(Exact name of registrant as specified in its charter)

Delaware	51-0658513
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5151 San Felipe St., Suite 2500 Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)
(713) 386-3701
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑*
*Columbia Pipeline Group, Inc.'s registration statement on Form S-4 relating to its outstanding senior notes, which CPG OpCo GP LLC guarantees, became effective on April 14, 2016 and, accordingly, we have not been subject to the reporting requirements under Section 13 or 15(d) of the Securities Act of 1934 as amended.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                     Accelerated filer ☐
Non-accelerated filer ☑   (Do not check if a smaller reporting company)                   Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑    No ☐

At April 29, 2016, Columbia Pipeline Partners LP owns 100% of the ownership interest in CPG OpCo GP LLC. There is no market for CPG OpCo GP LLC common stock.
REDUCED DISCLOSURE FORMAT
This Quarterly Report on Form 10-Q filed by CPG OpCo GP LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore being filed with the reduced disclosure format allowed under that General Instruction.

CPG OpCo GP LLC
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2016

* This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(2) of Form 10-Q.

CPG OpCo GP LLC

DEFINED TERMS The following is a list of frequently used abbreviations or acronyms that are found in this report:

Affiliates and Subsidiaries of CPG OpCo GP LLC
CEG	Columbia Energy Group
Columbia OpCo	CPG OpCo LP
CPG	Columbia Pipeline Group, Inc.
CPPL	Columbia Pipeline Partners LP

Abbreviations
ASC	Accounting Standards Codification
VIE	Variable Interest Entity

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CPG OpCo GP LLC Balance Sheets (unaudited)

(in millions)	March 31, 2016	December 31, 2015
ASSETS
Total Assets	$—	$—

LIABILITIES AND EQUITY
Total Liabilities	$—	$—
Commitments and Contingencies (Refer to Note 2)
Total Equity	—	—
Total Liabilities and Equity	$—	$—
The accompanying Notes to Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
CPG OpCo GP LLC
Notes to Financial Statements (unaudited)

1.    Basis of Accounting Presentation
CPG OpCo GP LLC ("OpCo GP") is a subsidiary of CPG formed in Delaware on December 5, 2007. Through the registration of CPG's senior notes, OpCo GP, as a guarantor of the notes, must comply with the reporting requirements of Rule 3-10 of Regulation S-X. OpCo GP has not had any assets, liabilities, operations or cash flows since its formation date.
The formation transactions that occurred as part of the initial public offering of CPPL resulted in OpCo GP becoming the general partner of Columbia OpCo. Columbia OpCo owns substantially all of CPG's natural gas transmission and storage assets. CPPL owns a 15.7% limited partner interest in Columbia OpCo. The remaining 84.3% limited partner interest in Columbia OpCo is owned by CEG, a 100% owned subsidiary of CPG.
Consolidation of Columbia OpCo
Under ASC 810, Columbia OpCo is determined to be a VIE. Additionally, it is determined that OpCo GP is not the primary beneficiary of Columbia OpCo because OpCo GP lacks a direct economic interest in Columbia OpCo and the various related party limited partner interest holders were determined not to be so closely associated that they should be aggregated. As CPPL has a significant economic interest in Columbia OpCo and has the power to direct the activities of Columbia OpCo through that interest and its 100% ownership interest in OpCo GP, CPPL is determined to be the primary beneficiary of Columbia OpCo and consolidates Columbia OpCo in its financial statements.
2.    Other Commitments and Contingencies
Guarantees and Indemnities. OpCo GP entered into various agreements providing financial or performance assurance to third parties on behalf of CPG. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to the parent on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the parent's intended commercial purposes. The total guarantees and indemnities in existence at March 31, 2016 and the years in which they expire were:

(in millions)	Total	2016	2017	2018	2019	2020	After
Guarantees of debt	$2,750.0	$—	$—	$500.0	$—	$750.0	$1,500.0
Lines and letters of credit	33.1	33.1	—	—	—	—	—
Total commercial commitments	$2,783.1	$33.1	$—	$500.0	$—	$750.0	$1,500.0

Guarantees of Debt. OpCo GP and Columbia OpCo (together with CEG, the "Guarantors") have guaranteed payment of $2,750.0 million in aggregated principal amount of CPG's senior notes. Each Guarantor is required to comply with covenants under the debt indenture and in the event of default the Guarantors would be obligated to pay the debt's principal and related interest. OpCo GP does not anticipate that any of the Guarantors will have any difficulty maintaining compliance.
The guarantees of any Guarantor may be released under certain circumstances. First, if CPG discharges or defeases its obligations with respect to any series of CPG’s senior notes, then any guarantee will be released with respect to that series. Second, if no event of default has occurred and is continuing under the indenture, a Guarantor will be automatically and unconditionally released and discharged from its guarantee (i) at any time after June 1, 2018, upon any sale, exchange or transfer, whether by way of merger or otherwise, to any person that is not CPG’s affiliate, of all of CPG’s direct or indirect limited partnership, limited liability or other equity interests in the Guarantor; (ii) upon the merger of a guarantor into CPG or any other Guarantor or the liquidation and dissolution of such Guarantor; or (iii) at any time after June 1, 2018, upon release of all guarantees or other obligations of the Guarantor with respect to any of CPG’s funded debt, except CPG’s senior notes.
Lines and Letters of Credit. CPPL maintains a $500.0 million senior revolving credit facility, of which $50.0 million is available for issuance of letters of credit. The purpose of the facility is to provide cash for general partnership purposes, including working capital, capital expenditures and the funding of capital calls. OpCo GP, together with CPG, CEG and Columbia OpCo, have each fully guaranteed the CPPL credit facility. As of March 31, 2016, CPPL had $15.0 million in outstanding borrowings and no letters of credit under its revolving credit facility. CPG maintains a $1,500.0 million senior revolving credit facility, of which $250.0 million in letters of credit is available. CPG expects that $750.0 million of the facility will be utilized as credit support for Columbia OpCo and its subsidiaries and the remaining $750.0 million of the facility will be available for CPG's general corporate purposes, including working capital. The revolving credit facility will provide liquidity support for CPG's $1,000.0 million commercial paper

ITEM 1. FINANCIAL STATEMENTS (continued)
CPG OpCo GP LLC
Notes to Financial Statements (unaudited) (continued)

program. OpCo GP, together with CEG and Columbia OpCo, have each fully guaranteed the CPG credit facility. As of March 31, 2016, CPG had no borrowings outstanding and $18.1 million in letters of credit outstanding under its revolving credit facility.
On March 17, 2016, CPG entered into an Agreement and Plan of Merger (the “Merger Agreement”), among CPG, TransCanada PipeLines Limited, a Canadian corporation (“Parent”), TransCanada PipeLine USA Ltd., a Nevada corporation and a wholly owned subsidiary of Parent (“US Parent”), Taurus Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of US Parent (“Merger Sub”), and, solely for purposes of Section 3.02, Section 5.02, Section 5.09 and Article VIII of the Merger Agreement, TransCanada Corporation, a Canadian corporation and the direct parent company of Parent (“TransCanada”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into CPG (the “Merger”) with CPG surviving the Merger as an indirect wholly owned subsidiary of TransCanada.
The Merger, if completed, would constitute a change of control under the terms of the CPG and CPPL revolving credit facilities. Accordingly, in connection with the closing of the Merger, OpCo GP expects the CPG and CPPL revolving credit facilities to be terminated and all outstanding amounts thereunder to be repaid and any existing letters of credit to be replaced.
CPG has established a commercial paper program (the "Program") pursuant to which CPG may issue short-term promissory notes (the "Promissory Notes") pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). Amounts available under the Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the Promissory Notes outstanding under the Program at any time not to exceed $1,000.0 million. OpCo GP, together with CEG and Columbia OpCo, have each agreed, jointly and severally, unconditionally and irrevocably to guarantee payment in full of the principal of and interest (if any) on the Promissory Notes. The net proceeds of issuances of the Promissory Notes are expected to be used for general corporate purposes. As of March 31, 2016, CPG had no Promissory Notes outstanding under the Program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CPG OpCo GP LLC

Executive Overview
OpCo GP is a subsidiary of CPG formed in Delaware on December 5, 2007. Through the registration of CPG's senior notes, OpCo GP, as a guarantor of the notes, must comply with the reporting requirements of Rule 3-10 of Regulation S-X. OpCo GP has not had any assets, liabilities, operations or cash flows since its formation date.
The formation transactions that occurred as part of the initial public offering of CPPL resulted in OpCo GP becoming the general partner of Columbia OpCo. Columbia OpCo owns substantially all of CPG's natural gas transmission and storage assets. CPPL owns a 15.7% limited partner interest in Columbia OpCo. The remaining 84.3% limited partner interest in Columbia OpCo is owned by CEG, a 100% owned subsidiary of CPG.
Consolidation of Columbia OpCo
Under ASC 810, Columbia OpCo is determined to be a VIE. Additionally, it is determined that OpCo GP is not the primary beneficiary of Columbia OpCo because OpCo GP lacks a direct economic interest in Columbia OpCo and the various related party LP interest holders were determined not to be so closely associated that they should be aggregated. As CPPL has a significant economic interest in Columbia OpCo and has the power to direct the activities of Columbia OpCo through that interest and its 100% ownership interest in OpCo GP, CPPL is determined to be the primary beneficiary of Columbia OpCo and consolidates Columbia OpCo in its financial statements.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The principal executive officer and principal financial officer of the general partner of CPPL, our sole member, performed an evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of the general partner of CPPL, our sole member, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer of the general partner of CPPL, our sole member, have concluded that our disclosure controls and procedures are effective as of March 31, 2016.

Changes in Internal Controls
There have been no changes in our internal control over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
CPG OpCo GP LLC
In the normal course of its business, OpCo GP has been named as a defendant in various legal proceedings. In the opinion of OpCo GP, the ultimate disposition of these currently asserted claims will not have a material impact on OpCo GP’s financial statements.
ITEM 1A. RISK FACTORS
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity are described in Item 1A. “Risk Factors” in Columbia Pipeline Group Inc. and Columbia Pipeline Partners LP’s Annual Reports on Form 10-K for the year ended December 31, 2015 filed with the United States Securities and Exchange Commission (the “SEC”) on February 18, 2016, which material has been incorporated by reference and is being filed as Exhibit 99.1 and 99.2 respectively to this Form 10-Q for OpCo GP pursuant to Rule 12b-23(a) of the Exchange Act of 1934, as amended. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.
Except as set forth below, there have been no material changes to the risk factors previously disclosed in Columbia Pipeline Group, Inc. and Columbia Pipeline Partners LP’s Annual Reports on Form 10-K.
Risks Relating to the Proposed Merger of CPG with TransCanada
The occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement could have a material adverse effect on us.
CPG could experience certain consequences related to the termination of the Merger Agreement and failure to consummate the Merger that could in turn have a material adverse effect on us. In addition, pursuant to the terms of the Merger Agreement, if the Merger Agreement is terminated under certain circumstances a termination payment of $309 million will be payable by CPG to Parent. Further, upon termination of the Merger Agreement as a result of the failure to obtain the approval of CPG’s stockholders or certain other termination events as set forth in the Merger Agreement, CPG has agreed to reimburse Parent and its affiliates up to $40 million in respect of its documented out-of-pocket transaction-related expenses. There can be no assurance that approval of CPG’s stockholders will be obtained or that the Merger Agreement will not otherwise be terminated under the circumstances triggering these obligations. If triggered, payment of these fees and costs will negatively impact CPG’s results of operations, financial condition and cash flows and the amount of cash available at CPG to fund our businesses, and such impact will be over and above the consequences described below related to the failure to consummate the Merger.
The proposed Merger may not be consummated or may not be consummated in the timeframe or manner currently anticipated, which could have a material adverse effect on us.
The proposed Merger is subject to various closing conditions such as the approval of CPG’s stockholders as discussed above, antitrust approval in the US, and clearance of the Merger (to the extent described in the Merger Agreement) by the Committee on Foreign Investment in the United States (CFIUS), among other customary closing conditions. It is possible that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the Merger. If any condition to the closing of the Merger is not satisfied or, if permissible, waived, the Merger will not be completed. In addition, satisfying the conditions to the closing of the Merger may take longer than CPG expects. There can be no assurance that any of the conditions to closing will be satisfied or waived or that other events will not intervene to delay or result in the failure to consummate the Merger.
On March 30, 2016, two purported stockholders of CPG filed an action challenging the Merger on behalf of a putative class of CPG stockholders in the Court of Chancery of the State of Delaware, captioned Vann v. Columbia Pipeline Group, Inc., et al. The action names as defendants CPG, the members of the Board, Parent, US Parent, Merger Sub, and the TransCanada. On April 7, 2016, a second, substantially identical action was filed in the same court on behalf of the same putative class, captioned Baldino v. Skaggs, Jr., et al., and naming as defendants only the members of the Board. The complaints allege that the Board members breached their fiduciary duties by, among other things, agreeing to the proposed Merger following an inadequate sale process and at an unfair price, and because the sale process purportedly was affected by conflicts of interest on the part of the Board, the management of CPG and/or CPG’s largest stockholder as a result of their substantial stockholdings in CPG, and on the part of one of CPG’s financial advisors as a result of its alleged holdings in TransCanada stock. The Vann complaint also alleges, among other things, that the TransCanada parties aided and abetted those purported breaches of duty by the Board. The complaints purport to seek injunctive and other equitable relief preventing the completion of the proposed Merger. In addition, other lawsuits may be

ITEM 1A. RISK FACTORS (continued)

CPG OpCo GP LLC

brought against CPG related to the proposed Merger. If these actions or similar actions that may be brought are successful, the Merger could be delayed or prevented.
If the Merger is not completed for any reason, investor confidence could decline, which could have an adverse effect on us. Further, our management has expended, and will continue to expend, significant resources in an effort to complete the Merger. CPG also is, and will become, obligated to pay certain professional fees and related expenses in connection with the negotiation of the Merger Agreement and performance thereunder, whether or not the Merger is completed, and these expenses will impact CPG’s cash flows and results of operations and in turn decrease the amount of cash available to fund our businesses. If the Merger is not completed, we and CPG will have incurred these costs, including the diversion of management resources, for which we will have received little or no benefit.
Further, any delay in closing or a failure to close the Merger could exacerbate any negative impact on our business and our relationships with our customers, suppliers, joint venture partners, other parties with which we maintain business relationships, or employees as described in the risk factors below, as well as negatively impact our ability to implement alternative business plans.
Our management’s attention from our ongoing business operations may be disrupted due to the proposed Merger.
Our management team has expended, and will continue to expend, significant resources in an effort to complete the Merger. Management's attention may be diverted away from the day-to-day operations of our business and execution of our existing business plan in an effort to complete the Merger. This diversion of management resources could disrupt operations and have an adverse effect on our operating results and business.
The announcement of the proposed Merger could disrupt our relationships with our customers, suppliers, joint venture partners and others, as well as our operating results and business generally.
Whether or not the Merger is ultimately consummated, as a result of uncertainty related to the proposed transaction, risks relating to the impact of the announcement of the Merger on our business include the following:

•	our employees may experience uncertainty about their future roles, which might adversely affect our ability to retain and hire key personnel and other employees;

•
customers, suppliers, joint venture partners and other parties with which we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties, seek to alter their business relationships with us or fail to extend an existing relationship with us; and

•
CPG has expended and will continue to expend significant costs, fees and expenses for professional services and transaction costs in connection with the proposed Merger; these costs will impact CPG’s results of operations and cash available to fund our businesses regardless of whether or not the Merger is consummated.

Further, the Merger Agreement restricts CPG and us from taking certain actions without Parent’s consent while the Merger is pending. These restrictions may, among other matters, prevent CPG and us from pursuing otherwise attractive business opportunities, making certain investments or acquisitions, selling assets, engaging in capital expenditures in excess of certain agreed limits or outside certain agreed circumstances, incurring certain indebtedness or making certain other changes to our business pending the closing of the Merger. These restrictions could have an adverse effect on our business, financial condition and results of operations.

CPG OpCo GP LLC

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Note regarding forward-looking statements
This Form 10-Q includes certain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-Q. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by third-party operators, processors and transporters;

•	the demand for natural gas storage and transportation services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	the availability and price of natural gas to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	operating hazards and other risks incidental to transporting, storing and gathering natural gas;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	large customer defaults;

•	changes in the availability and cost of capital;

•	changes in tax status;

•	the effects of existing and future laws and governmental regulations;

•	the effects of future litigation, including litigation relating to the Merger;

•	the occurrence of any event, change or other circumstance that could give rise to termination of the Merger Agreement with TransCanada, Parent, US Parent, and Merger Sub;

ITEM 5. OTHER INFORMATION (continued)

CPG OpCo GP LLC

•
the inability to complete the Merger due to the failure to obtain CPG stockholder approval for the Merger or the failure to satisfy other conditions to completion of the Merger, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the Merger;

•	risks related to disruption of management’s attention from our ongoing business operations due to the Merger;

•
the impact of the announcement of the proposed Merger on relationships with third parties, including commercial counterparties, employees and competitors, and risks associated with the loss and ongoing replacement of key personnel;

•	an unsolicited offer of another company to acquire our assets or capital stock, which could interfere with the Merger;

•	risks relating to unanticipated costs of integration in connection with the proposed Merger, including operating costs, customer loss or business disruption being greater than expected; and

•	certain factors discussed elsewhere in this Form 10-Q.
Other factors described herein, as well as factors that are unknown or unpredictable, could also have a material adverse effect on future results. Please see Item 1A “Risk Factors” in this Form 10-Q. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.
Additional Information Regarding the Merger and Where to Find It
This communication may be deemed to be solicitation material in respect of the proposed acquisition of CPG by TransCanada. In connection with the proposed Merger transaction, CPG filed a preliminary proxy statement with the SEC on April 8, 2016, and intends to file other relevant documents with the SEC, including a proxy statement in definitive form (which CPG expects to commence disseminating to stockholders on or about May 18, 2016). BEFORE MAKING ANY VOTING DECISION, CPG’S STOCKHOLDERS ARE URGED TO READ THE DEFINITIVE PROXY STATEMENT AND ANY OTHER DOCUMENTS TO BE FILED WITH THE SEC IN CONNECTION WITH THE PROPOSED MERGER OR INCORPORATED BY REFERENCE IN THE PROXY STATEMENT WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED MERGER.
Investors and security holders will be able to obtain, free of charge, a copy of the definitive proxy statement (when available) and other relevant documents filed with the SEC from the SEC’s website at http://www.sec.gov. In addition, the proxy statement and CPG’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act will be available free of charge through CPG’s website at https://www.cpg.com/ as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.
Participants in Solicitation
CPG and its directors and executive officers may be deemed to be participants in the solicitation of proxies from the holders of CPG common stock in respect of the proposed Merger. Information about the directors and executive officers of CPG can be found in CPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 18, 2016, as amended by Amendment No. 1 thereto on Form 10-K/A, filed with the SEC on April 7, 2016. Other information regarding the participants in the proxy solicitation and a description of their direct and indirect interests in the Merger, which may be different than those of CPG’s stockholders generally, will be contained in the proxy statement and other relevant materials that will be filed with the SEC in connection with the proposed Merger when they become available.

ITEM 6. EXHIBITS
CPG OpCo GP LLC
Exhibits designated by an asterisk (*) are filed herewith and those designated with asterisks (**) are furnished herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

(3.1)*	Certificate of Formation of CPG OpCo GP LLC.

(3.2)*	Certificate of Amendment to Certificate of Formation of CPG OpCo GP LLC.

(3.3)*	Limited Liability Company Agreement of CPG OpCo GP LLC.

(3.4)*	Amendment No. 1 to the Limited Liability Company Agreement of CPG OpCo GP LLC.

(31.1)*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)**	Certification of Chief Executive Officer, pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)**	Certification of Chief Financial Officer, pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)*
“Risk Factors” section excerpted and incorporated by reference from Columbia Pipeline Group, Inc.’s Annual Report on Form 10-K filed with the SEC on February 18, 2016 for the fiscal year ended December 31, 2015 filed herewith pursuant to Rule 12b-23(a)(3).

(99.2)*
“Risk Factors” section excerpted and incorporated by reference from Columbia Pipeline Partners LP’s Annual Report on Form 10-K filed with the SEC on February 18, 2016 for the fiscal year ended December 31, 2015 filed herewith pursuant to Rule 12b-23(a)(3).

(101.INS)*	XBRL Instance Document

(101.SCH)*	XBRL Schema Document

(101.CAL)*	XBRL Calculation Linkbase Document

(101.LAB)*	XBRL Labels Linkbase Document

(101.PRE)*	XBRL Presentation Linkbase Document

(101.DEF)*	XBRL Definition Linkbase Document

SIGNATURE
CPG OpCo GP LLC
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPG OpCo GP LLC
(Registrant)

		By:	Columbia Pipeline Partners LP, its sole member
		By:	CPP GP LLC, its general partner

Date:	May 3, 2016	By:	/s/ Jon D. Veurink
Jon D. Veurink
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)