Form 10-Q
period 2016-06-30
CPG OpCo GP LLC
filed 2016-08-02
CIK 1667153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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
Yes ☑    No ☐

At July 29, 2016, Columbia Pipeline Partners LP owns 100% of the ownership interest in CPG OpCo GP LLC. There is no market for CPG OpCo GP LLC units.
REDUCED DISCLOSURE FORMAT
This Quarterly Report on Form 10-Q filed by CPG OpCo GP LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore being filed with the reduced disclosure format allowed under that General Instruction.

CPG OpCo GP LLC
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2016

* This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(2) of Form 10-Q.

CPG OpCo GP LLC

DEFINED TERMS The following is a list of frequently used abbreviations or acronyms that are found in this report:

Affiliates and Subsidiaries of CPG OpCo GP LLC
CEG	Columbia Energy Group
Columbia OpCo	CPG OpCo LP
CPG	Columbia Pipeline Group, Inc.
CPPL	Columbia Pipeline Partners LP

Abbreviations
ASC	Accounting Standards Codification
VIE	Variable Interest Entity

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CPG OpCo GP LLC Balance Sheets (unaudited)

(in millions)	June 30, 2016	December 31, 2015
ASSETS
Total Assets	$—	$—

LIABILITIES AND EQUITY
Total Liabilities	$—	$—
Commitments and Contingencies (Refer to Note 2)
Total Equity	—	—
Total Liabilities and Equity	$—	$—
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
Merger. On March 17, 2016, CPG entered into an Agreement and Plan of Merger (the “Merger Agreement”), among CPG, TransCanada PipeLines Limited, a Canadian corporation (“Parent”), TransCanada PipeLine USA Ltd., a Nevada corporation and a wholly owned subsidiary of Parent (“US Parent”), Taurus Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of US Parent (“Merger Sub”), and, solely for purposes of Section 3.02, Section 5.02, Section 5.09 and Article VIII of the Merger Agreement, TransCanada Corporation, a Canadian corporation and the direct parent company of Parent (“TransCanada”). Upon the terms and subject to the conditions set forth in the Merger Agreement, effective July 1, 2016, Merger Sub was merged with and into CPG (the “Merger”) with CPG surviving the Merger as an indirect, wholly owned subsidiary of TransCanada. The Merger did not affect the ownership of OpCo GP, but OpCo GP is indirectly managed by TransCanada after the Merger.
2.    Other Commitments and Contingencies
Guarantees and Indemnities. OpCo GP entered into various agreements providing financial or performance assurance to third parties on behalf of CPG. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to the parent on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the parent's intended commercial purposes. The total guarantees and indemnities in existence at June 30, 2016 and the years in which they expire were:

(in millions)	Total	2016	2017	2018	2019	2020	After
Guarantees of debt	$2,750.0	$—	$—	$500.0	$—	$750.0	$1,500.0
Letters of credit	18.1	18.1	—	—	—	—	—
Total commercial commitments	$2,768.1	$18.1	$—	$500.0	$—	$750.0	$1,500.0

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
Lines and Letters of Credit. CPPL maintained a $500.0 million senior revolving credit facility, of which $50.0 million was available for issuance of letters of credit. OpCo GP, together with CPG, CEG and Columbia OpCo, each fully guaranteed the CPPL credit facility. On June 29, 2016, in anticipation of the Merger, all outstanding borrowings, facility fees and interest were paid in full and the revolving credit facility was terminated. CPG maintained a $1,500.0 million senior revolving credit facility, of which $250.0 million in letters of credit was available. OpCo GP, together with CEG and Columbia OpCo, had each fully guaranteed the CPG credit facility. As of June 30, 2016, CPG had no borrowings outstanding and $18.1 million in letters of credit outstanding

ITEM 1. FINANCIAL STATEMENTS (continued)
CPG OpCo GP LLC
Notes to Financial Statements (unaudited) (continued)

under its revolving credit facility. On July 1, 2016, in connection with the Merger, all existing letters of credit were migrated to a TransCanada credit facility and the CPG revolving credit facility was terminated.
CPG's commercial paper program (the “Program”) had a Program limit of up to $1,000.0 million. OpCo GP, together with CEG and Columbia OpCo, each agreed, jointly and severally, unconditionally and irrevocably to guarantee payment in full of the principal of and interest (if any) on the promissory notes. On June 30, 2016, in anticipation of the Merger, the Program was terminated. CPG had no promissory notes outstanding under the Program at the time of termination.

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
On March 17, 2016, CPG entered into an Agreement and Plan of Merger (the “Merger Agreement”), among CPG, TransCanada PipeLines Limited, a Canadian corporation (“Parent”), TransCanada PipeLine USA Ltd., a Nevada corporation and a wholly owned subsidiary of Parent (“US Parent”), Taurus Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of US Parent (“Merger Sub”), and, solely for purposes of Section 3.02, Section 5.02, Section 5.09 and Article VIII of the Merger Agreement, TransCanada Corporation, a Canadian corporation and the direct parent company of Parent (“TransCanada”). Upon the terms and subject to the conditions set forth in the Merger Agreement, effective July 1, 2016, Merger Sub was merged with and into CPG (the “Merger”) with CPG surviving the Merger as an indirect, wholly owned subsidiary of TransCanada. The Merger did not affect the ownership of OpCo GP, but OpCo GP is indirectly managed by TransCanada after the Merger.
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
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The principal executive officer and principal financial officer of the general partner of CPPL, our sole member, performed an evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of the general partner of CPPL, our sole member, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer of the general partner of CPPL, our sole member, have concluded that our disclosure controls and procedures are effective as of June 30, 2016.

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
ITEM 1A. RISK FACTORS
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity are described in Item 1A. “Risk Factors” in Columbia Pipeline Group, Inc. and Columbia Pipeline Partners LP’s Annual Reports on Form 10-K for the year ended December 31, 2015 filed with the United States Securities and Exchange Commission (the “SEC”) on February 18, 2016, which material has been incorporated by reference and was filed as Exhibit 99.1 and 99.2, respectively, to our Quarterly Report on Form 10-Q filed with the SEC on May 3, 2016 pursuant to Rule 12b-23(a) of the Exchange Act of 1934, as amended. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.
There have been no material changes to the risk factors previously disclosed in Columbia Pipeline Group, Inc. and Columbia Pipeline Partners LP’s Annual Reports on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
CPG OpCo GP LLC
Exhibits designated by an asterisk (*) are filed herewith and those designated with asterisks (**) are furnished herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

(3.1)	Certificate of Formation of CPG OpCo GP LLC (Incorporated by reference to Exhibit 3.1 of the OpCo GP’s Quarterly Report on Form 10-Q (File No. 333-209653-01) filed on May 3, 2016).

(3.2)
Certificate of Amendment to Certificate of Formation of CPG OpCo GP LLC (Incorporated by reference to Exhibit 3.2 of the OpCo GP’s Quarterly Report on Form 10-Q (File No. 333-209653-01) filed on May 3, 2016).

(3.3)	Limited Liability Company Agreement of CPG OpCo GP LLC (Incorporated by reference to Exhibit 3.3 of the OpCo GP’s Quarterly Report on Form 10-Q (File No. 333-209653-01) filed on May 3, 2016).

(3.4)
Amendment No. 1 to the Limited Liability Company Agreement of CPG OpCo GP LLC (Incorporated by reference to Exhibit 3.4 of the OpCo GP’s Quarterly Report on Form 10-Q (File No. 333-209653-01) filed on May 3, 2016).

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

(99.1)
“Risk Factors” section excerpted and incorporated by reference from Columbia Pipeline Group, Inc.’s Annual Report on Form 10-K filed with the SEC on February 18, 2016 for the fiscal year ended December 31, 2015 filed herewith pursuant to Rule 12b-23(a)(3) (Incorporated by reference to Exhibit 99.1 of the OpCo GP’s Quarterly Report on Form 10-Q (File No. 333-209653-01) filed on May 3, 2016).

(99.2)
“Risk Factors” section excerpted and incorporated by reference from Columbia Pipeline Partners LP’s Annual Report on Form 10-K filed with the SEC on February 18, 2016 for the fiscal year ended December 31, 2015 filed herewith pursuant to Rule 12b-23(a)(3) (Incorporated by reference to Exhibit 99.2 of the OpCo GP’s Quarterly Report on Form 10-Q (File No. 333-209653-01) filed on May 3, 2016).

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

CPG OpCo GP LLC
(Registrant)

		By:	Columbia Pipeline Partners LP, its sole member
		By:	CPP GP LLC, its general partner

Date:	August 2, 2016	By:	/s/ Nathaniel A. Brown
Nathaniel A. Brown
Controller and Principal Financial Officer (Principal Accounting Officer and Duly Authorized Officer)