Form 10-Q
period 2016-09-30
CPG OpCo GP LLC
filed 2016-11-01
CIK 1667153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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
Yes ☑    No ☐

At October 31, 2016, Columbia Pipeline Partners LP owns 100% of the ownership interest in CPG OpCo GP LLC. There is no market for CPG OpCo GP LLC units.
REDUCED DISCLOSURE FORMAT
This Quarterly Report on Form 10-Q filed by CPG OpCo GP LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore being filed with the reduced disclosure format allowed under that General Instruction.

CPG OpCo GP LLC
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

* This item has been omitted pursuant to the reduced disclosure format as set forth in General Instruction (H)(2) of Form 10-Q.

CPG OpCo GP LLC

DEFINED TERMS The following is a list of frequently used abbreviations or acronyms that are found in this report:

Affiliates and Subsidiaries of CPG OpCo GP LLC
CEG	Columbia Energy Group
Columbia OpCo	CPG OpCo LP
CPG	Columbia Pipeline Group, Inc.
CPPL	Columbia Pipeline Partners LP
MLP GP	CPP GP LLC

Abbreviations
ASC	Accounting Standards Codification
VIE	Variable Interest Entity

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CPG OpCo GP LLC Balance Sheets (unaudited)

(in millions)	September 30, 2016	December 31, 2015
ASSETS
Total Assets	$—	$—

LIABILITIES AND EQUITY
Total Liabilities	$—	$—
Commitments and Contingencies (Refer to Note 2)
Total Equity	—	—
Total Liabilities and Equity	$—	$—
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
2.    Other Commitments and Contingencies
Guarantees and Indemnities. OpCo GP entered into various agreements providing financial or performance assurance to third parties on behalf of CPG. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to the parent on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the parent's intended commercial purposes. The total guarantees and indemnities in existence at September 30, 2016 and the years in which they expire were:

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
Lines and Letters of Credit. CPPL maintained a $500.0 million senior revolving credit facility, of which $50.0 million was available for issuance of letters of credit. OpCo GP, together with CPG, CEG and Columbia OpCo, each fully guaranteed the CPPL credit facility. On June 29, 2016, in anticipation of the Merger, all outstanding borrowings, facility fees and interest were paid in full and the revolving credit facility was terminated. CPG maintained a $1,500.0 million senior revolving credit facility, of which $250.0 million in letters of credit was available. OpCo GP, together with CEG and Columbia OpCo, each fully guaranteed the CPG credit facility. On July 1, 2016, in connection with the Merger, all existing letters of credit were migrated to a TransCanada credit facility and the CPG revolving credit facility was terminated.

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
Proposed Merger of CPPL by CPG: On November 1, 2016, CPPL announced that it had entered into an agreement and plan of merger with CPG, Pony Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of CPG (“Pony Merger Sub”) and MLP GP.
The conflicts committee of the board of directors of MLP GP (the “GP Conflicts Committee”) and the board of directors of the MLP GP (the "GP Board") approved the merger agreement and transactions contemplated by the merger agreement and determined that the merger agreement and the merger transactions are fair and reasonable to and in the best interests of CPPL and to the holders of CPPL common units unaffiliated with CPG, CEG and MLP GP (collectively, the “CPPL unaffiliated unitholders”). The GP Conflicts Committee recommended the the GP Board approve the merger agreement and the merger transactions. The GP Board resolved that the merger agreement and the merger transactions be submitted to the unitholders of CPPL at a special meeting of the unitholders for approval. The GP Board recommended that the unitholders of CPPL vote in favor of the proposal to approve the merger agreement and the merger transactions at the special meeting of the unitholders.
CPG indirectly owns, through its ownership of CEG, 100% of the membership interests in MLP GP. CEG owns all of the subordinated units (“CPPL subordinated units”) representing a 46.5% limited partner interest in CPPL. Pursuant to the merger agreement, Pony Merger Sub will merge with and into CPPL at the effective time of the merger, with CPPL surviving, such that following the merger, MLP GP will remain a wholly owned subsidiary of CPG and the sole general partner of CPPL, and CPG and CEG will be the only limited partners of CPPL. Each CPPL common unit issued and outstanding as of immediately prior to at the effective time of the merger will be converted into the right to receive (i) $17.00 per CPPL common unit in cash without any interest thereon plus (ii) an additional amount of cash per CPPL common unit without any interest thereon equal to the product of (x) the number of days from and including the first day of the quarter in which the closing occurs through and including the closing date multiplied by (y) $0.00217 per CPPL common Unit (a daily distribution rate equal to the quotient of $0.1975 divided by ninety-one (91)), plus (iii) an amount equal to $0.1975 per CPPL common unit in cash without any interest thereon if the record date for the CPPL’s quarterly cash distribution with respect to the quarter immediately preceding the quarter in which the closing occurs shall not have occurred prior to the effective time of the merger (the "Merger Consideration"). Incentive distribution rights of CPPL, which are owned by CEG, will be unchanged and remain outstanding as incentive distribution rights of the surviving entity, and no consideration will be delivered in respect thereof. CPPL subordinated units, which are owned by CEG, will also be unchanged and remain outstanding as CPPL subordinated units of the surviving entity, and no consideration will be delivered in respect thereof. CPG will be issued CPPL common units at the effective time of the merger equal to the number of public common units being converted into the right to receive the Merger Consideration. The parties anticipate that the merger will close in the first quarter of 2017 and that CPPL will pay the regular quarterly cash distributions to unitholders at the quarterly per unit distribution rate of $0.1975, with the declaration date and record date for each quarterly distribution to occur no later than 30 days and 42 days, respectively, after the end of each fiscal quarter.
Completion of the merger is conditioned upon, among other things: (1) approval of the merger agreement and the transactions contemplated by the merger agreement, including the merger, by the affirmative vote or consent of holders, as of the record date

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CPG OpCo GP LLC

of the special meeting of CPPL’s unitholders (including CEG), of (a) a majority of the outstanding CPPL common units, voting as a class, (b) a majority of the CPPL common units held by the CPPL unaffiliated unitholders, and (c) a majority of the outstanding CPPL subordinated units, voting as a class; (2) all required filings, consents, approvals, permits and authorizations in connection with the merger having been made or obtained; and (3) the absence of legal injunctions or impediments prohibiting the merger transactions.
Pursuant to the merger agreement, CEG delivered a consent to voting the CPPL subordinated units owned beneficially or of record by it or any of its subsidiaries in favor of the merger proposal, including the 46,811,398 CPPL subordinated units currently held by CEG, which units represent 100% of the outstanding CPPL subordinated units.
The merger agreement contains provisions granting both CPPL and CPG the right to terminate the merger Agreement for certain reasons, including, among others, if: (1) the merger is not completed on or before August 1, 2017; (2) any governmental authority has issued a final and nonappealable statute, rule, order, decree or regulation enjoining or prohibiting consummation of the merger; (3) under certain conditions, there has been a material breach of any of the representations, warranties, covenants or agreements set forth in the merger agreement by a party to the merger agreement which is not cured within 30 days following receipt by the breaching party of written notice from the non-breaching party (a “terminable breach”); (4) CPPL does not obtain the requisite unitholder approval of the merger agreement and the merger transactions at a special meeting of unitholders; or (5) either the GP Board, in accordance with the merger agreement, withdraws, modifies or qualifies, or proposes to publicly withdraw, modify or qualify, in a manner adverse to CPG its recommendation to the unitholders of CPPL (the “CPPL Board Recommendation”) or fails to include the CPPL Board Recommendation in the proxy statement to be filed by CPPL in connection with the merger (that taking of any such action being referred to as a “CPPL Change in Recommendation”).
All costs and expenses incurred in connection with the merger agreement and the merger transactions will be paid by the party incurring such costs and expenses, except that (1) CPG and CPPL shall each bear and pay one half of the expenses incurred in connection with the proxy statement and Schedule 13E-3 filings, (2) if (a) CPG terminates the merger agreement due to a CPPL Change in Recommendation, (b) either party terminates the merger agreement due to the failure to obtain the requisite unitholder approval of the merger agreement and the merger transactions at a special meeting of unitholders of CPPL and prior to such special meeting, a CPPL Change in Recommendation has occurred, or if CPG terminates the merger agreement due to a terminable breach by CPPL, CPPL will pay the expenses incurred by CPG up to a maximum of $10 million, and (3) if CPPL terminates the merger agreement due to a terminable breach by CPG, CPG will pay the expenses incurred by CPPL.
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
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The principal executive officer and principal financial officer of the general partner of CPPL, our sole member, performed an evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of the general partner of CPPL, our sole member, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer of the general partner of CPPL, our sole member, have concluded that our disclosure controls and procedures are effective as of September 30, 2016.

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

CPG OpCo GP LLC
(Registrant)

		By:	Columbia Pipeline Partners LP, its sole member
		By:	CPP GP LLC, its general partner

Date:	November 1, 2016	By:	/s/ Nathaniel A. Brown
Nathaniel A. Brown
Controller and Principal Financial Officer (Principal Accounting Officer and Duly Authorized Officer)