Form 10-K
period 2016-12-31
CPG OpCo GP LLC
filed 2017-02-17
CIK 1667153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Securities registered pursuant to Section 12(b) of the Act:     None
Securities registered pursuant to Section 12(g) of the Act:     None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☑   No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in of this Form 10-K or any amendment to this Form 10-K.   ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑   No ☐
At February 15, 2017, Columbia Pipeline Partners LP owns 100% of the ownership interest in CPG OpCo GP LLC. There is no market for CPG OpCo GP LLC units.
This Annual Report on Form 10-K filed by CPG OpCo GP LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore being filed with the reduced disclosure format allowed under that General Instruction.

CPG OpCo GP LLC

DEFINED TERMS The following is a list of frequently used abbreviations or acronyms that are found in this report:

Affiliates and Subsidiaries of CPG OpCo GP LLC
CEG	Columbia Energy Group
Columbia OpCo	CPG OpCo LP
CPG	Columbia Pipeline Group, Inc.
CPPL	Columbia Pipeline Partners LP
MLP GP	CPP GP LLC

Abbreviations and Definitions
ASC	Accounting Standards Codification
Merger
Effective July 1, 2016, Taurus Merger Sub Inc. was merged with and into Columbia Pipeline Group, Inc. with Columbia Pipeline Group, Inc. surviving the merger as an indirect, wholly owned subsidiary of TransCanada Corporation.

VIE	Variable Interest Entity

CPG OpCo GP LLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Some of the information in this report may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by third-party operators, processors and transporters;

•	the demand for natural gas storage and transportation services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	restrictions in our existing and any future credit facilities;

•	the availability and price of natural gas to the consumer compared to the price of alternative and competing fuels;

•	competition from the same and alternative energy sources;

•	energy efficiency and technology trends;

•	operating hazards and other risks incidental to transporting, storing and gathering natural gas;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	large customer defaults;

•	changes in the availability and cost of capital;

•	changes in tax status;

•	the effects of existing and future laws and governmental regulations;

•	the effects of future litigation;

•	including litigation relating to the Merger;

•	the occurrence of any event, change or other circumstance in connection with the recent Merger;

•	risks related to disruption of management’s attention from our ongoing business operations due to the Merger;

•	risks associated with the loss and ongoing replacement of key personnel due to the recent Merger;

•	risks relating to unanticipated costs of integration in connection with the Merger, including operating costs, customer loss or business disruption being greater than expected;

CPG OpCo GP LLC

•	risks relating to the difficulties in integrating the businesses and management of CPG, including the business and management of CPPL, and TransCanada; and

•	certain factors discussed elsewhere in this report.

Other factors described herein, as well as factors that are unknown or unpredictable, could also have a material adverse effect on future results. Please see Item 1A “Risk Factors.” Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

CPG OpCo GP LLC

PART I
ITEMS 1 AND 2. BUSINESS AND PROPERTIES
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
CPPL Merger. On November 1, 2016, CPPL announced that it had entered into an agreement and plan of merger with CPG, Pony Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of CPG (“Pony Merger Sub”) and MLP GP.
The conflicts committee of the board of directors of MLP GP (the “GP Conflicts Committee”) and the board of directors of the MLP GP (the "GP Board") approved the merger agreement and transactions contemplated by the merger agreement and determined that the merger agreement and the merger transactions are fair and reasonable to and in the best interests of CPPL and to the holders of CPPL common units unaffiliated with CPG, CEG and MLP GP (collectively, the “CPPL unaffiliated unitholders”). The GP Conflicts Committee recommended the GP Board approve the merger agreement and the merger transactions. The GP Board resolved that the merger agreement and the merger transactions be submitted to the unitholders of CPPL at a special meeting of the unitholders for approval. The GP Board recommended that the unitholders of CPPL vote in favor of the proposal to approve the merger agreement and the merger transactions at the special meeting of the unitholders.
On February 16, 2017, the CPPL common unitholders voted to approve the CPPL Merger. The transaction closed on February 17, 2017 and as of that date CPPL became a wholly owned subsidiary of CPG. The CPPL Merger did not affect the ownership of OpCo GP.
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
ITEM 1A. RISK FACTORS
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity are described in Item 1A. “Risk Factors” in Columbia Pipeline Group Inc.’s Annual Reports on Form 10-K for the year ended December 31, 2016 filed with the United States Securities and Exchange Commission (the “SEC”) on February 17, 2017, which material has been incorporated by reference and is being filed as Exhibit 99.1 to this Form 10-K for OpCo GP pursuant to Rule 12b-23(a) of the Exchange Act of 1934, as amended. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

CPG OpCo GP LLC
ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of business. Like other companies, our operations are subject to extensive and rapidly changing federal and state environmental, occupational health and safety and other laws and regulations governing air emissions, wastewater discharges, and nonhazardous waste and hazardous waste management activities.
We are not a party to any material pending or overtly threatened legal or governmental proceedings, other than proceedings and claims that arise in the ordinary course and are incidental to our business.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

CPG OpCo GP LLC

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
CPPL owns 100% of the ownership interest in CPG OpCo GP LLC. There is no market for CPG OpCo GP LLC units.
ITEM 6. SELECTED FINANCIAL DATA
The Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and has omitted the information called for by this Item pursuant to General Instruction (I)(2)(a) of Form 10-K.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and have omitted specific information called for by this Item pursuant to General Instruction (I)(2)(a) of Form 10-K.
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
CPPL Merger: On November 1, 2016, CPPL announced that it had entered into an agreement and plan of merger with CPG, Pony Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of CPG (“Pony Merger Sub”) and MLP GP.
The conflicts committee of the board of directors of MLP GP (the “GP Conflicts Committee”) and the board of directors of the MLP GP (the "GP Board") approved the merger agreement and transactions contemplated by the merger agreement and determined that the merger agreement and the merger transactions are fair and reasonable to and in the best interests of CPPL and to the holders of CPPL common units unaffiliated with CPG, CEG and MLP GP (collectively, the “CPPL unaffiliated unitholders”). The GP Conflicts Committee recommended the GP Board approve the merger agreement and the merger transactions. The GP Board resolved that the merger agreement and the merger transactions be submitted to the unitholders of CPPL at a special meeting of the unitholders for approval. The GP Board recommended that the unitholders of CPPL vote in favor of the proposal to approve the merger agreement and the merger transactions at the special meeting of the unitholders.
On February 16, 2017, the CPPL common unitholders voted to approve the CPPL Merger. The transaction closed on February 17, 2017 and as of that date CPPL became a wholly owned subsidiary of CPG. The CPPL Merger did not affect the ownership of OpCo GP.
Consolidation of Columbia OpCo
Under ASC 810, Columbia OpCo is determined to be a VIE. Additionally, it is determined that OpCo GP is not the primary beneficiary of Columbia OpCo because OpCo GP lacks a direct economic interest in Columbia OpCo and the various related party LP interest holders were determined not to be so closely associated that they should be aggregated. As CPPL has a significant economic interest in Columbia OpCo and has the power to direct the activities of Columbia OpCo through that interest and its

CPG OpCo GP LLC
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

100% ownership interest in OpCo GP, CPPL is determined to be the primary beneficiary of Columbia OpCo and consolidates Columbia OpCo in its financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Risk is an inherent part of our business. The extent to which we properly and effectively identify, assess, monitor and manage each of the various types of risk involved in our businesses is critical to its profitability. We seek to identify, assess, monitor and manage, in accordance with defined policies and procedures. Our senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. These include but are not limited to market, operational, financial, compliance and strategic risk types. In recognition of the increasingly varied and complex nature of our business, our risk management processes, policies and procedures continue to evolve and are subject to ongoing review and modification.

CPG OpCo GP LLC
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
CPG OpCo GP LLC
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of CPP GP LLC, and Sole Member of CPG OpCo GP LLC
Houston, Texas

We have audited the accompanying balance sheets of CPG OpCo GP LLC (the "Company") as of December 31, 2016 and 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the balance sheets provide a reasonable basis for our opinion.
In our opinion, the balance sheets present fairly, in all material respects, the financial position of CPG OpCo GP LLC at December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

Columbus, Ohio
February 17, 2017

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
CPG OpCo GP LLC
BALANCE SHEETS

(in millions)	December 31, 2016	December 31, 2015
ASSETS
Total Assets	$—	$—

LIABILITIES AND EQUITY
Total Liabilities	$—	$—
Commitments and Contingencies (Refer to Note 2)
Total Equity	—	—
Total Liabilities and Equity and Partners' Capital	$—	$—
The accompanying Notes to Financial Statements are an integral part of this statement.

CPG OpCo GP LLC
Notes to Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

1.    Basis of Presentation
CPG OpCo GP LLC ("OpCo GP") is a subsidiary of CPG formed in Delaware on December 5, 2007. Through the registration of CPG's senior notes, OpCo GP, as a guarantor of the notes, must comply with the reporting requirements of Rule 3-10 of Regulation S-X. OpCo GP has suspended its obligations to file periodic reports with the SEC based on CPG’s senior notes and once it has filed its Form 10-K for the year ended December 31, 2016, it will no longer have reporting obligations with respect to CPG’s senior notes. OpCo GP has not had any assets, liabilities, operations or cash flows since its formation date.
The formation transactions that occurred as part of the initial public offering of CPPL resulted in OpCo GP becoming the general partner of Columbia OpCo. Columbia OpCo owns substantially all of CPG's natural gas transmission and storage assets. CPPL owns a 15.7% limited partner interest in Columbia OpCo. The remaining 84.3% limited partner interest in Columbia OpCo is owned by CEG, a 100.0% owned subsidiary of CPG.
Consolidation of Columbia OpCo
Under ASC 810, Columbia OpCo is determined to be a VIE. Additionally, it is determined that OpCo GP is not the primary beneficiary of Columbia OpCo because OpCo GP lacks a direct economic interest in Columbia OpCo and the various related party limited partner interest holders were determined not to be so closely associated that they should be aggregated. As CPPL has a significant economic interest in Columbia OpCo and has the power to direct the activities of Columbia OpCo through that interest and its 100.0% ownership interest in OpCo GP, CPPL is determined to be the primary beneficiary of Columbia OpCo and consolidates Columbia OpCo in its financial statements.
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
2.Other Commitments and Contingencies
Guarantees and Indemnities. OpCo GP entered into various agreements providing financial or performance assurance to third parties on behalf of CPG. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to the parent on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the parent's intended commercial purposes. The total guarantees and indemnities in existence at December 31, 2016 and the years in which they expire were:

(in millions)	Total	2017	2018	2019	2020	2021	After
Guarantees of debt	$2,750.0	$—	$500.0	$—	$750.0	$—	$1,500.0

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

CPG OpCo GP LLC
Notes to Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

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

CPG OpCo GP LLC
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The principal executive officer and its principal financial officer of the general partner of CPPL, our sole member, are responsible for evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and its principal financial officer of the general partner of CPPL, our sole member, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, the principal executive officer and its principal financial officer of the general partner of CPPL, our sole member, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
The Company's management, including the principal executive officer and its principal financial officer of the general partner of CPPL, our sole member, are responsible for establishing and maintaining the Company’s internal control over financial reporting, as such term is defined under Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. However, management would note that a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The Company’s management has adopted the 2013 framework set forth in the Committee of Sponsoring Organizations of the Treadway Commission report, Internal Control - Integrated Framework, the most commonly used and understood framework for evaluating internal control over financial reporting, as its framework for evaluating the reliability and effectiveness of internal control over financial reporting. During 2016, the Company conducted an evaluation of its internal control over financial reporting. Based on this evaluation, the Company's management concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this annual report.
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and its principal financial officer of the general partner of CPPL, our sole member, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting during the most recently completed quarter covered by this report that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None

CPG OpCo GP LLC
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and has omitted the information called for by this Item pursuant to General Instruction (I)(2)(c) of Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and has omitted the information called for by this Item pursuant to General Instruction (I)(2)(c) of Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and has omitted the information called for by this Item pursuant to General Instruction (I)(2)(c) of Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and has omitted the information called for by this Item pursuant to General Instruction (I)(2)(c) of Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
We have engaged Deloitte & Touche LLP as our independent registered public accounting firm. The following table sets forth fees we have paid to Deloitte & Touche LLP for the year ended December 31, 2016.

(in millions)	2016

Audit Fees(1)	$—
Audit-Related Fees(3)	—
Tax Fees(4)	—
All Other Fees(5)	—
Total	$—
(1) Audit fees for the year ended December 31, 2016 relate to professional services rendered in connection with the audit of our annual financial statements on our Form 10-K and review of financial statements included in our Form 10-Q.
(2) Audit-related fees relate to assurance and related services that are reasonably related to the performance of the audit or review of our financial statements or that are traditionally performed by the independent auditor, such as employee benefit plan audits, agreed upon procedures required to comply with financial, accounting or regulatory reporting and assistance with internal control documentation requirements.
(3) Tax fees relate to professional services rendered in connection with tax audits and tax consulting and planning services.
(4) All other fees represent fees for services not classifiable under the other categories listed in the table above.
Audit Committee Pre-Approval Policies and Procedures
During fiscal year, the Audit Committee of the MLP GP pre-approved all audit services and permitted non-audit services (other than de minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm, as required by the audit committee charter which is available at CPPL’s website at http://www.columbiapipelinepartners.com. The Audit Committee’s practice was to consider for pre-approval annually all audit, audit related and non-audit services proposed to be provided by our independent auditors for the fiscal year.

CPG OpCo GP LLC
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules
The following financial statements and financial statement schedules filed as a part of the Annual Report on Form 10-K are included in Item 8, "Financial Statements and Supplementary Data."
Exhibits
The exhibits filed herewith as a part of this report on Form 10-K are listed on the Exhibit Index immediately following the signature page.

CPG OpCo GP LLC

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CPG OpCo GP LLC
(Registrant)

	By:	Columbia Pipeline Partners LP, its sole member
	By:	CPP GP LLC, its general partner

Date: February 17, 2017	By:	/s/ STANLEY G. CHAPMAN, III
Stanley G. Chapman, III
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/	STANLEY G. CHAPMAN, III	Director and President	Date: February 17, 2017
	Stanley G. Chapman, III	(Principal Executive Officer)

/s/	NATHANIEL A. BROWN	Controller and Principal Financial Officer	Date: February 17, 2017
	Nathaniel A. Brown	(Principal Financial Officer and Principal Accounting Officer)

/s/	KRISTINE L. DELKUS	Director	Date: February 17, 2017
Kristine L. Delkus

/s/	KARL JOHANNSON	Director	Date: February 17, 2017
Karl Johannson

/s/	ALEXANDER J. POURBAIX	Director	Date: February 17, 2017
Alexander J. Pourbaix

CPG OpCo GP LLC

EXHIBIT INDEX
Exhibits designated by an asterisk (*) are filed herewith and those designated with asterisks (**) are furnished herewith; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with (†) are management contracts or compensatory plan or agreement of CPG OpCo GP LLC.

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

(99.1)*
“Risk Factors” section excerpted and incorporated by reference from Columbia Pipeline Group, Inc.’s Annual Report on Form 10-K filed with the SEC on February 17, 2017 for the fiscal year ended December 31, 2016 filed herewith pursuant to Rule 12b-23(a)(3).

(101.INS)*	XBRL Instance Document

(101.SCH)*	XBRL Schema Document

(101.CAL)*	XBRL Calculation Linkbase Document

(101.LAB)*	XBRL Labels Linkbase Document

(101.PRE)*	XBRL Presentation Linkbase Document

(101.DEF)*	XBRL Definition Linkbase Document