Form 10-K/A
period 2016-12-31
CPG OpCo GP LLC
filed 2017-03-01
CIK 1667153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑   No ☐
At February 27, 2017, Columbia Pipeline Partners LP owns 100% of the ownership interest in CPG OpCo GP LLC. There is no market for CPG OpCo GP LLC units.
This Amendment No. 1 on 10-K/A filed by CPG OpCo GP LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore being filed with the reduced disclosure format allowed under that General Instruction.

EXPLANATORY NOTE
This Amendment No.1 on Form 10-K/A (this “Amendment”) to Annual Report on Form 10-K of CPG OpCo GP LLC (“OpCo GP”) for the fiscal year ended December 31, 2016, originally filed with the Securities and Exchange Commission on February 17, 2017 (“the Original Filing”), is being filed for the sole purpose of adding the conformed signature of Deloitte & Touche LLP on the Report of Independent Registered Public Accounting Firm (the “Report”) in Part II, Item 8 Financial Statements and Supplementary Data. The Report had been physically signed by Deloitte & Touche LLP prior to the Original Filing, but the conformed signature was inadvertently omitted from the Original Filing.
Part II, Item 8 Financial Statements and Supplementary Data of the Original Filing is refiled in its entirety in this Amendment; however, the only change in Item 8 from the Original Filing has been to add the conformed signature of Deloitte & Touche LLP to the Report. Further, the exhibit list included in Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  The certifications of the Chief Executive Officer and Chief Financial Officer are attached as exhibits to this Amendment.
This Amendment is as of the filing date of the Original Filing and should be read in conjunction with the Original Filing. This Amendment does not reflect any subsequent information or events and no other information included in the Original Filing has been modified or updated in any way, except as described above.

CPG OpCo GP LLC
PART II
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

/s/ DELOITTE & TOUCHE LLP
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

CPG OpCo GP LLC
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules
The following financial statements and financial statement schedules filed as a part of this Amendment are included in Item 8, "Financial Statements and Supplementary Data."
Exhibits
The exhibits filed herewith as a part of this Amendment are listed on the Exhibit Index immediately following the signature page.

CPG OpCo GP LLC

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, hereunto duly authorized.

CPG OpCo GP LLC
(Registrant)

	By:	Columbia Pipeline Partners LP, its sole member
	By:	CPP GP LLC, its general partner

Date: March 1, 2017	By:	/s/ STANLEY G. CHAPMAN, III
Stanley G. Chapman, III
President

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

(99.1)
“Risk Factors” section excerpted and incorporated by reference from Columbia Pipeline Group, Inc.’s Annual Report on Form 10-K filed with the SEC on February 17, 2017 for the fiscal year ended December 31, 2016 filed herewith pursuant to Rule 12b-23(a)(3). (Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 333-209653-1) filed on February 17, 2017.)

(101.INS)*	XBRL Instance Document

(101.SCH)*	XBRL Schema Document

(101.CAL)*	XBRL Calculation Linkbase Document

(101.LAB)*	XBRL Labels Linkbase Document

(101.PRE)*	XBRL Presentation Linkbase Document

(101.DEF)*	XBRL Definition Linkbase Document